Form 10-K
period 2025-12-31
Harley-Davidson Motorcycle Trust 2024-A
filed 2026-03-27
CIK 2017611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC” or “Company”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers primarily in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity—Harley-Davidson Motorcycle Trust 2024-A (the “Trust”)—and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).

On a managed basis, which considers all loans serviced by the Company, annual losses on retail motorcycle loans serviced by the Company increased to 3.44% in 2025, compared with 3.31% in 2024. Similarly, the 30+ day delinquency rate rose to 5.77% as of December 31, 2025, up from 5.34% at December 31, 2024. The deterioration in credit performance was driven primarily by macroeconomic pressures and industry dynamics, including higher motorcycle payments, persistent inflation affecting customer affordability, and continued declines in auction recovery values. Retail losses on loans serviced by the Company have evolved and will continue to change over time due to shifts in consumer credit behavior, macroeconomic conditions—including inflation—and the Company’s strategy to prudently expand approvals to sub-prime borrowers. Additionally, adjustments to underwriting criteria in response to market and economic conditions, as well as actions that Harley-Davidson, Inc. has taken and could take that impact motorcycle values, may affect future loss performance. Credit losses experienced by assets held in the Trust may differ—either higher or lower—from the overall performance of retail motorcycle loans originated and serviced by the Company and its affiliates.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending
December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

10.4	Underwriting Agreement dated as of May 14, 2024 among CFC, HDCC and Wells Fargo Securities, LLC, on behalf of itself as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-262475-04), filed on May 15, 2024.
10.5	Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and Cavendish LLC, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (File Number 333-262475-04), filed on August 5, 2025.
10.6	Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 1 LLC, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K (File Number 333-262475-04), filed on August 5, 2025.
10.7	Harley-Davidson Motorcycle Trusts Certificate Purchase Agreement, dated July 30, 2025, between Harley-Davidson Credit Corp. and KKR Morrow Residuals Purchaser 2 LLC, incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K (File Number 333-262475-04), filed on August 5, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2025.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Citibank, N.A. for the year ended December 31, 2025.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Citibank, N.A.
35.1	Servicer Compliance Statement of HDCC for the year ended December 31, 2025.

(c)	Not Applicable

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

March 27, 2026